Form 10QSB
period 2007-09-30
FOR THE CHILDREN, INC.
filed 2007-11-05
CIK 1368295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 2007: 100,000 shares of common stock, par value $0.0001 per share.

PART I
Item 1 - Financial Statements

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
September 30, 2007 and December 31, 2006

	9/30/2007	12/31/2006
	Unaudited	Audited
Assets
Prepaid expenses	$0	$1,500
Total assets	$0	$1,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	$-	$5,060
Total liabilities	-	5,060

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	8,175	2,665
Deficit accumulated during the development stage	(8,185)	(6,235)

Total stockholder's equity (deficit)	0	(3,560)

Total liabilities and stockholder's equity (deficit)	$0	$1,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	For the Three	For the Three	For the nine	For the period	For the period
	Months	Months	months	June 27, 2006	June 27, 2006
	ended	ended	ended	(Inception) to	(Inception) to
	Sept. 30, 2007	Sept. 30 2006	Sept 30, 2007	Sept. 30, 2006	Sept. 30, 2007
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	200	1,950	2,100	8,185

Net loss	($750)	($200)	($1,950)	($2,100)	($8,185)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	($0.01)	($0.00)	($0.02)	($0.02)	($0.08)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period June 27, 2006 (Inception) to September 30, 2007
Unaudited

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - June 27, 2006 (Inception)	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	2,090	-	2,100

Capital contributions - shareholder	-	-	575	-	575

Net (loss)	-	-	-	(6,235)	(6,235)

Balance, December 31, 2006	100,000	$10	$2,665	$(6,235)	$(3,560)

Capital contributions - shareholder	-	-	5,510	-	5,510

Net (loss)	-	-	-	(1,950)	(1,950)

Balance, Sept 30, 2007	100,000	$10	$8,175	$(8,185)	$0

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

		For the period	For the period	For the period
	For the nine	June 27, 2006	June 27, 2006	June 27, 2006
	months ended	(Inception) to	(Inception) to	(Inception) to
	Sept. 30, 2007	Sept. 30, 2006	December 31, 2006	Sept. 30, 2007
	Unaudited	Unaudited	Audited	Unaudited

Cash flows from operating activities
Net (loss)	$(1,950)	$(2,300)	$(6,235)	$(8,185)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	1,500	-	(1,500)	0
Increase (decrease) in accounts payable	(5,060)	-	5,060	0

Net cash (used in) operating activities	(5,510)	(2,300)	(2,675)	(8,185)

Cash flows from financing activities
Proceeds from issuance of common stock	-	2,100	2,100	2,100
Proceeds from additional capital contributions	5,510	200	575	6,085

Net cash provided by financing activities	5,510	2,300	2,675	8,185

Net increase in cash and cash equivalents	-	-	-	-
Cash - beginning of period	-	-	-	-
Cash - end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

See accompanying notes

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - Organization and Significant Accounting Policies

Nature of Operations

For The Children, Inc. (“the Company”) was incorporated in the State of Delaware on June 27, 2006 and is currently in its development stage.

On July 7, 2006, the Company filed a Registration Statement on Form 10-SB to have its common stock, par value $0.0001 per share, registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the provisions of the Exchange Act such Registration Statement became effective on September 5, 2006.

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
September 30, 2007

b.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through September 30, 2007, the Company did not maintain a bank account.

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
September 30, 2007

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

Results of Operation

From June 27, 2006 (Inception) through September 30, 2007, the Company did not realize any operating income.

From June 27, 2006 (Inception) through September 30, 2007, the Company incurred $8,185 costs consisting of accounting and SEC filing fees.

Liquidity and Capital Resources

As of September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending the acquisition of an operating company.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2007.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.       Exhibits.

Exhibit Index

3.1*	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 27, 2006.

3.2*	By-Laws

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52116) as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 5, 2007

FOR THE CHILDREN, INC.

By:	/s/ Virginia K. Sourlis
President (Principal Executive Officer) (Principal Financial Officer)