Form 10-Q
period 2008-09-30
FOR THE CHILDREN, INC.
filed 2008-10-29
CIK 1368295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

FOR THE CHILDREN
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

☒ Yes ☐ No

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
September 30, 2008

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements	2

Item 1A. Risk Factors	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T. Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Changes in Securities	11

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports of Form 8-K	12

SIGNATURES	12

PART I – FINANCIAL STATEMENTS
Item 1. Financial Statements

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
September 30, 2008 and December 31, 2007

	9/30/2008	12/31/2007
	Unaudited	Audited
Assets	$-	$-

Total assets	-	-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	750	3,500

Total liabilities	750	3,500

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	13,425	8,425
Deficit accumulated during the development stage	(14,185)	(11,935)

Total stockholder's equity (deficit)	(750)	(3,500)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by certified public accountants

See accompanying notes

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
	For the three	For the three	For the nine	For the nine	June 27, 2006
	months ended	months ended	months ended	months ended	(Inception) to
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	750	2,250	1,950	14,185

Net loss	$(750)	$(750)	$(2,250)	$(1,950)	$(14,185)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.008)	$(0.023)	$(0.020)	$(0.142)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FOR THE CHILDREN, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					Period from
	For the three	For the three	For the nine	For the nine	June 26, 2006
	months ended	months ended	months ended	months ended	(inception ) to
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Cash flows from operating activities
Net (loss)	$(750)	$(750)	$(2,250)	$(1,950)	$(14,185)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	(500)	-	1,500	-
Increase (decrease) in accounts payable	-	-	(2,750)	(5,060)	750

Net cash (used in) operating activities	(750)	(1,250)	(5,000)	(5,510)	(13,435)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	-	10
Proceeds from additional capital contributions	750	1,250	5,000	5,510	13,425

Net cash provided by financing activities	750	1,250	5,000	5,510	13,435

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-	-
Interest paid	-	-	-	-	-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes

FOR THE CHILDREN, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period June 27, 2006 (inception) through September 30, 2008, the Company did not maintain any bank accounts.

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

NOTE 5	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

FOR THE CHILDREN, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2008

NOTE 6	INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company as of September 30, 2008, the three and nine months ended September 30, 2007 and for the period June 27, 2006 (inception) through September 30, 2008 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB as of December 31, 2007 and for the period June 27, 2006 (inception) to December 31, 2007.

NOTE 7	GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS; PLAN OF OPERATION

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

Revenues. For the three and nine month periods ended September 30, 2008, and September 30, 2007, and for the period from June 27, 2006 (Inception) to September 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three month periods ended September 30, 2008 and 2007, the Company had a net loss of $750 and $750, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company had a net loss of $2,250 and $1,950, respectively. From the Company’s date of inception (June 27, 2006) to September 30, 2008, the Company had a net loss of $14,185. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At September 30, 2008, the Company had $750 in liabilities, consisting of Accounts Payable. The Accounts Payable consists of accounting fees accrued for the filing the Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three month periods ended September 30, 2008 and 2007, the Company had general and administrative expenses of $750 and $750, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company had general and administrative expenses of $2,250 and $1,950, respectively. From the Company’s date of inception (June 27, 2006) to September 30, 2008, the Company had general and administrative expenses of $14,185. These expenses were due to audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had no assets. The Company’s current liabilities as of September 30, 2008 and December 31, 2007 totaled $750 and $3,500, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the three and nine months ended September 30, 2008 and 2007

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash Used in Operating activities	$(750)	$(1,250)	$(5,000)	$(5,510)
Investing activities	$0	$0	$0	$0
Cash Provided from Financing activities	$750	$1,250	$5,000	$5,510

Net effect on cash	$0	$0	$0	$0

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

At September 30, 2008, the Company had no capital resources and primarily relies upon the issuance of common stock and additional capital contributions from its sole shareholder to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by an issuer in reports that it files or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported  within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls over Financial Reporting.

There have been no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2008.

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

N/A.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter covered by this report, ending September 30, 2008, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION.

(a) Form 8-K: None
(b) Corporate Governance: There have not been any changes to the procedures by which the security holders of the Company may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS.

Exhibit No.:	Description:
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2008

FOR THE CHILDREN, INC.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
Chief Executive Officer, President
And Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer)